Form 10-Q
period 1998-09-27
GPC CAPITAL CORP I
filed 1998-11-10
CIK 1061505

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004
(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 27, 1998

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________
Commission file number:  333-53603-02

                              GPC CAPITAL CORP. I
            (Exact name of registrant as specified in its charter)

     DELAWARE                                   23-2952403
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]. No [ ].

As of the date hereof, 1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding.

                              GPC CAPITAL CORP. I
                                     INDEX


                        PART I.  FINANCIAL INFORMATION


                                                        Page Number
Item     1: Condensed Financial Statements:

            CONDENSED BALANCE SHEET -
               At September 27, 1998  . . . . . . . . . . . . . . . . .  3

            CONDENSED STATEMENTS OF OPERATIONS - For the
               Three months and Nine Months Ended September 27, 1998. .  4

            CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY -
               For the Nine Months Ended September 27, 1998  . . . . .  5

            CONDENSED STATEMENT OF CASH FLOWS - For the
               Nine Months Ended September 27, 1998 . . . . . . . . . .  6

            NOTES TO CONDENSED FINANCIAL STATEMENTS . . . . . . . . . .  7

Item     2: Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . .  8


                          PART II.  OTHER INFORMATION

Item     6: Exhibits and Reports on Form 8-K    . . . . . . . . . . . . 10

Signature:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                              GPC CAPITAL CORP. I
                            CONDENSED BALANCE SHEET
                              SEPTEMBER 27, 1998
                              (in thousands)
                                (Unaudited)


Total assets  . . . . . . . . . . . . . . . . . .           ---

Total liabilities . . . . . . . . . . . . . . . .           ---

Commitments and contingencies . . . . . . . . . .           ---

Total shareholder's equity  . . . . . . . . . . .           ---



















                            See accompanying notes.

                              GPC CAPITAL CORP. I
                      CONDENSED STATEMENTS OF OPERATIONS
                THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 27, 1998
                                (in thousands)
                                  (Unaudited)






                                           Three Months     Nine Months
                                           ------------     ----------

Net sales . . . . . . . . . . . . . . . .          ---        ---

Operating income  . . . . . . . . . . . .          ---        ---

Interest expense, net . . . . . . . . . .          ---        ---

Net income  . . . . . . . . . . . . . . .          ---        ---


















                            See accompanying notes.

                              GPC CAPITAL CORP. I
                    CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                  (Unaudited)





Balance at February 2, 1998  . . . . . . . .          ---

Balance at September 27, 1998. . . . . . . .          ---


























                            See accompanying notes.

                              GPC CAPITAL CORP. I
                      CONDENSED STATEMENT OF CASH FLOWS
                     NINE MONTH PERIOD ENDED SEPTEMBER 27, 1998
                                (in thousands)
                                  (Unaudited)


Operating activities  . . . . . . . . . .          ---

Investing activities  . . . . . . . . . .          ---

Financing activities  . . . . . . . . . .          ---


























                            See accompanying notes.

                              GPC CAPITAL CORP. I
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 SEPTEMBER 27, 1998


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

         For additional information, see the related Quarterly Reports on Form 10-Q of Holdings and the Operating Company for the quarter ended September 27, 1998.


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

      On February 2, 1998, the Operating Company refinanced the majority of its existing credit facilities and entered into a New Credit Agreement
(the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $75 million was drawn and outstanding as of September 27, 1998). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million.
The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $3.2 million in 1998, $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001 and $25.0 million in 2002. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%;
or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.00%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

         On September 8, 1998, the Operating Company and GPC Capital Corp. I consummated exchange offers for all of their outstanding Senior Subordinated Notes Due 2008 which had been issued on February 2, 1998 (the "Old Notes"), and issued in exchange therefor their Senior Subordinated Notes Due 2008, Series B (the "Exchange Notes"), which have the same terms as the Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the Old Notes. The Old Notes were, and the Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

Item 2.  Management's Discussion and Analysis of Financial Condition
                 And Results of Operations

         Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                 The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for certain forward-looking statements. This Form 10-Q includes "forward-looking" within the meaning of section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than historical facts included in this Form 10-Q, including without limitation, statements regarding the Company's future financial position, business strategy, anticipated capital expenditures, anticipated business acquisitions, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.

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

                 On September 8, 1998, the Operating Company and GPC
         Capital Corp. I consummated exchange offers for all of their outstanding Senior Subordinated Notes Due 2008 which had been issued on February 2, 1998 (the "Old Notes"), and issued in exchange therefor their Senior Subordinated Notes Due 2008, Series B (the "Exchange Notes"), which have the same terms as the Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the Old Notes. The Old Notes were, and the Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

              On February 2, 1998, the Operating Company refinanced the majority of its existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998
         (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $75 million was drawn and outstanding as of September 27, 1998). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $3.2 million in 1998, $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001 and $25.0 million in 2002. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.00%.
         A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

                          PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits

                 Exhibit 27  Financial Data Schedule


         b.      Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the quarter ended September 27, 1998.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 10, 1998

                                  GPC CAPITAL CORP. I
                                  (Registrant)


                                        /s/ John E. Hamilton
                                  By: ________________________________
                                  John E. Hamilton
                                  Vice President
                                  (chief accounting officer and duly
                                  authorized officer)