Form 10-K
period 1998-12-31
GPC CAPITAL CORP I
filed 1999-03-30
CIK 1061505

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date hereof, 1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding.

There is no established public trading market for the registrant's common stock, par value $.01 per share. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 28, 1999 was $-0-. As of February 28, 1999, all of the outstanding common stock, par value $.01 per share, of the registrant was owned by Graham Packaging Company, a Delaware limited partnership. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."
                             _______________

                   DOCUMENTS INCORPORATED BY REFERENCE

None.

                           GPC CAPITAL CORP. I


                                     INDEX


                                                                          Page
                                                                        Number

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5


     Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . .  5

     Item 2.   Properties   . . . . . . . . . . . . . . . . . . . . . . . .  7

     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  7

     Item 4.   Submission of Matters to a Vote of Security Holders  . . . .  8

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters  . . . . . . . . . . . . . . . . . . . . . . . . . .  8

     Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . .  8

     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . .  9

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk    10

     Item 8.   Financial Statements and Supplementary Data  . . . . . . . .  11

     Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure   . . . . . . . . . . . . . . . . .  19

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

     Item 10.  Directors and Executive Officers of the Registrant   . . . .  20

     Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . . .  21

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management   . . . . . . . . . . . . .  . . . . . . . .  21

     Item 13.  Certain Relationships and Related Transactions   . . . . . .  21

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                  PART I

Item 1.  Business.

     Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company (the "Operating Company") has been a wholly owned subsidiary of Holdings. GPC Capital Corp. I is a
wholly owned subsidiary of the Operating Company.   All references to the
"Recapitalization" herein shall mean the collective reference to the recapitalization of Holdings and related transactions as described under "--The Recapitalization" below, including the initial borrowings under the New Credit Agreement (as defined below), the Senior Subordinated Offering (as defined below) and the related uses of proceeds. References to "Continuing Graham Partners" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Partners" refer to the Continuing Graham Partners, Graham Engineering Corporation ("Graham Engineering") and the other partners of Holdings (consisting of Donald C. Graham and
certain entities controlled by Mr. Graham and his family).    All
references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.

        CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of
1934, as amended.   All statements other than statements of historical
facts included in this Report on Form 10-K, including, without limitation, statements regarding the Company's future financial position, economic performance and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include, without limitation, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements.

     GPC Capital Corp. I ("CapCo I") was incorporated in Delaware in January, 1998. CapCo I is a wholly owned subsidiary of the Operating Company, which was formed in 1994. CapCo I's sole purpose is to act as co-obligor with the Operating Company of the Senior Subordinated Notes (as defined below under "--The Recapitalization"), and as co-borrower with the Operating Company under the New Credit Agreement (as defined below under "--The Recapitalization"). CapCo I has only nominal assets, does not conduct any operations and did not receive any of the proceeds of the offering of the Senior Subordinated Notes. Accordingly, investors in the Senior Subordinated Notes must look solely to the cash flow and assets of the Operating Company for payment of the Senior Subordinated Notes.

     The principal executive offices of CapCo I are located at 1110 East Princess Street, York, Pennsylvania 17403, Telephone (717) 849-8500.

The Recapitalization

     The Recapitalization of Holdings was consummated on February 2, 1998 pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among (i) Holdings, (ii) the Graham Partners, and
(iii) BMP/Graham Holdings Corporation, a Delaware corporation ("Investor LP") formed by an affiliate of Blackstone Capital Partners III Merchant Banking Fund LP, and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP").

     On February 2, 1998, as part of the Recapitalization, the Operating Company and CapCo I (together with the Operating Company, the "Company Issuers") consummated an offering (the "Senior Subordinated Offering") pursuant to Rule 144A under the Securities Act of their Senior Subordinated Notes Due 2008, consisting of $150,000,000 aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series A (the "Fixed Rate Senior Subordinated Old Notes") and $75,000,000 aggregate principal amount of their Floating Interest Rate Subordinated Term Securities Due 2008, Series A ("FIRSTS"SM)<F1> (the "Floating
Rate Senior Subordinated Old Notes" and, together with the Fixed Rate Senior Subordinated Old Notes, the "Senior Subordinated Old Notes").

     In connection with the Recapitalization, the Company Issuers entered into a Registration Rights Agreement with the Initial Purchasers of the Senior Subordinated Old Notes, pursuant to which the Company Issuers agreed to exchange the Senior Subordinated Old Notes for Notes

____________________
[FN]
<F1> "FIRSTS" is a service mark of BT Alex. Brown Incorporated
having the same terms but registered under the Securities Act and not containing the restrictions on transfer that are applicable to the Senior Subordinated Old Notes.

     Pursuant to the related Registration Rights Agreement, on September 8, 1998, the Company Issuers consummated exchange offers (the "Senior Subordinated Exchange Offers"), pursuant to which the Company Issuers issued $150,000,000 aggregate principal amount of their 8 3/4% Senior Subordinated Notes Due 2008, Series B (the "Fixed Rate Senior Subordinated Exchange Notes"), and $75,000,000 aggregate principal amount of their Floating Interest Rate Subordinated Term Securities Due 2008, Series B (the "Floating Rate Senior Subordinated Exchange Notes" and, together with the Fixed Rate Senior Subordinated Exchange Notes, the "Senior Subordinated Exchange Notes"), which were registered under the Securities Act, in exchange for equal principal amounts of Fixed Rate Senior Subordinated Old Notes and Floating Rate Senior Subordinated Old Notes, respectively (the Senior Subordinated Old Notes and the Senior Subordinated Exchange Notes being herein called the "Senior Subordinated Notes").

     The Recapitalization also included the initial borrowing by the Operating Company of $403.5 million in connection with a new credit facility by and among the Operating Company, Holdings and a syndicate of lenders. Such new credit facility was amended on August 13, 1998 (as so amended, the New Credit Agreement"), as described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" (Item 7).

     CapCo I is co-obligor with the Operating Company of the Senior Subordinated Notes and co-borrower with the Operating Company under the New Credit Agreement.

Employees

     As of   December 31, 1998, CapCo I had no employees.

Evironmental Matters

     There are no material environmental matters which relate to compliance by CapCo I with Federal, State and local environmental provisions.

Intellectual Property

     CapCo I does not own any property which is considered intellectual property.

Item 2.  Properties

     CapCo I does not own or lease any properties.


Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     All of CapCo I's common stock, par value $.01 per share ("common stock"), is owned by the Operating Company, 1110 East Princess Street, York, Pennsylvania 17403. There is no established public trading market for CapCo I's common stock.

     In the first quarter of 1998, CapCo I issued 1,000 shares of common stock to the Operating Company in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

     As indicated under Item 1, "Business---The Recapitalization", upon the Closing of the Recapitalization on February 2, 1998, the Company Issuers consummated an offering pursuant to Rule 144A under the Securities Act of their Senior Subordinated Old Notes, consisting of $150,000,000 aggregate principal amount of their Fixed Rate Senior Subordinated Old Notes and $75,000,000 aggregate principal amount of
their Floating Rate Senior Subordinated Old Notes.   Pursuant to the
Purchase Agreement dated January 23, 1998 (the "Purchase Agreement"), the Initial Purchasers, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Subordinated Old Notes at a price of 97.0% of the principal amount, for a discount of 3% from the initial offering price of
100% or a total discount of $6,750,000.   Pursuant to the Purchase
Agreement, the Company Issuers also reimbursed the Initial Purchasers for certain expenses. Pursuant to the Senior Subordinated Exchange Offers, on September 8, 1998, the Company Issuers issued $150,000,000 aggregate principal amount of their Fixed Rate Senior Subordinated Exchange Notes and $75,000,000 aggregate principal amount of their Floating Rate Senior Subordinated Exchange Notes in exchange for equal principal amounts of Fixed Rate Senior Subordinated Old Notes and Floating Rate Senior Subordinated Old Notes, respectively.

      The Senior Subordinated Old Notes were, and the Senior
Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

     No dividends were paid to the holder of CapCo I's common stock in 1998.

     Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings, as described in Item 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

Item 6.  Selected Financial Data

None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

None.

Liquidity and Capital Resources

     On February 2, 1998, the Operating Company and CapCo I as co-obligor, issued $225 million of Senior Subordinated Old Notes

     On September 8, 1998, the Operating Company and CapCo I consummated the Senior Subordinated Exchange Offers for all of their outstanding Senior Subordinated Old Notes, and issued in exchange therefor their Senior Subordinated Exchange Notes, which have the same terms as the Senior Subordinated Old Notes, except that the Senior Subordinated Exchange Notes are registered under the Securities Act and do not include the restrictions on transfer applicable to the Senior Subordinated Old Notes. The Senior Subordinated Old Notes were, and the Senior Subordinated Exchange Notes are, fully and unconditionally guaranteed by Holdings on a senior subordinated basis.

     The Senior Subordinated Notes mature on January 15, 2008, with interest payable on $150 million at 8.75% and with interest payable on $75 million at LIBOR plus 3.625%.

     On February 2, 1998, the Operating Company refinanced the majority of its existing credit facilities and entered into the New Credit Agreement with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $75 million was drawn and outstanding as of December 31, 1998). A commitment fee of.75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $225 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, required a payment of $3.2 million in 1998, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $ 27.5 million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.00%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million.
 In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

     Under the New Credit Agreement and Amendment, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes Due 2009 issued by Holdings and GPC Capital Corp II ("CapCo II").

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                        Number
Statement re Omission of Auditors' Report . . . . . . . . . . . . . . . . 12

Financial Statements

           Balance Sheet at December 31, 1998 . . . . . . . . . . . . . . 13

           Statement of Income for the year ended December 31, 1998 . . . 14

           Statement of Shareholders' Equity for the year ended
           December 31,1998 . . . . . . . . . . . . . . . . . . . . . . . 15

           Statement of Cash Flows for the year ended December 31, 1998 . 16

           Notes to Financial Statements  . . . . . . . . . . . . . . . . 17

Report of independent auditors omitted pursuant to Rule 3-11 of Regulation S-X.

                           GPC CAPITAL CORP. I
                              BALANCE SHEET
                            December 31, 1998



Total assets                                                             --

Total liabilities                                                        --

Total shareholders equity                                                --



                         See accompanying notes.

                           GPC CAPITAL CORP. I
                           STATEMENT OF INCOME
                   For the Year Ended December 31, 1998



Net sales                                                                  --

Operating income                                                           --

Interest expense, net                                                      --

Net income                                                                 --

                          See accompanying notes

                           GPC CAPITAL CORP. I
                    STATEMENT OF SHAREHOLDERS' EQUITY
                            December 31, 1998



Balance February 2, 1998                                                  --

Balance December 31, 1998                                                 --



                         See accompanying notes.

                           GPC CAPITAL CORP. I
                         STATEMENT OF CASH FLOWS
                   For the Year Ended December 31, 1998



Operating activities                                                      --

Investing activities                                                      --

Financing activities                                                      --


                         See accompanying notes.

                           GPC CAPITAL CORP. I
                      NOTES TO FINANCIAL STATEMENTS

                            December 31, 1998


1.   Basis of Presentation

     GPC Capital Corp. I, is wholly owned subsidiary of Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"). The sole purpose of GPC Capital Corp. I is to act as co-obligor with the Operating Company of the Senior Subordinated Notes and as co-borrower with the Operating Company under the New Credit Agreement and Amendment (as defined herein). GPC Capital Corp. I has only nominal assets and does not conduct any independent operations.

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

     On February 2, 1998, the Operating Company refinanced the majority of its existing credit facilities and entered into a new Credit Agreement
(the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $75 million was drawn and outstanding as of September 27, 1998).  A commitment fee of.75% is due on the unused portion.  The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million.  The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, required a payment of
$3.2 million in 1998 and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001 and $25.0 million in 2002 and
$27.5 million in 2003.   The revolving loan facilities expire on January
31, 2004.  Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank
eurocurrency market) plus a margin ranging from 0.625% to 3.00%.   A
commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of  CapCo I are as follows:

 Name                     Age                   Position

 Philip R. Yates          51     President, Treasurer and Assistant
                                 Secretary and a Director


 John E. Hamilton         40     Vice President, Secretary and
                                 Assistant Treasurer and a Director
 Chinh E. Chu             32     Vice President and a Director
 Simon P. Lonergan        30     Vice President and a Director


     Philip R. Yates has served as President and Chief Executive Officer of the Operating Company since the Recapitalization. Since the Recapitalization, Mr. Yates has also served as President and Chief Executive Officer of GPC Opco GP LLC ("Opco GP"), the general partner of the Operating Company, and of various subsidiaries of the Operating Company or their general partner, as President, Treasurer and Assistant Secretary of CapCo I and CapCo II, and as a member of the Boards of Directors of CapCo I and CapCo II. From April 1995 to the Recapitalization, Mr. Yates served as President and Chief Operating Officer of the Company. From 1994 to 1995, Mr. Yates served as President of the Company. Prior to 1994, Mr. Yates served in various management positions with the Company.

     John E. Hamilton has served as Chief Financial Officer or Senior Vice President, Finance and Administration or Vice President, Finance and Administration of the Operating Company since the Recapitalization. Since January 21, 1999, Mr. Hamilton has served as Chief Financial Officer of Opco GP and Holdings, and has served as Treasurer and Secretary of Opco GP and of various subsidiaries of the Operating Company or their general partner since the Recapitalization. Since the Recapitalization, Mr. Hamilton has served as Vice President, Secretary and Assistant Treasurer of CapCo I and CapCo II, and as a member of the Boards of Directors of CapCo I and CapCo II. Subsequent to the Recapitalization and until January 21, 1999, Mr. Hamilton served as Vice President, Finance and Administration of Opco GP and Holdings. From November 1992 to the Recapitalization, Mr. Hamilton served as Vice President, Finance and Administration, North America of the Company. Prior to 1992, Mr. Hamilton served in various management positions with the Company.

     Chinh E. Chu is a Managing Director of The Blackstone Group L.P. which he joined in 1990. Since the Recapitalization, Mr. Chu has served as Vice President, Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc from 1988 to 1990. He currently serves on the Boards of Directors of Prime Succession Inc., Roses, Inc. and Haynes International, Inc.

     Simon P. Lonergan is an Associate of The Blackstone Group L.P. which he joined in 1996. Since the Recapitalization, Mr. Lonergan has served as Vice President, Assistant Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Lonergan was an Associate at Bain Capital, Inc. and a Consultant at Bain and Co. He currently serves on the Board of Directors of CommNet Cellular, Inc. and the Advisory Committee of InterMedia Partners VI

     Except as described above, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive officer of CapCo I.

Item 11.  Executive Compensation

Compensation of Directors

     The members of the Board of Directors of CapCo I are not compensated for their services except that each is reimbursed for his reasonable expenses in performing his duties as such.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     CapCo I has outstanding 1,000 shares of common stock all which are owned by the Operating Company, 1110 East Princess Street, York,
Pennsylvania 17403

Item 13.  Certain Relationships and Related Transactions

     An affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, two of the Initial Purchasers of the Senior Subordinated Old Notes, acquired approximately a 4.8% equity interest in Investor LP. Bankers Trust Company, an affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, acted as administrative agent and provided a portion of the financing under the New Credit Agreement entered into in connection with the Recapitalization, for which it received customary commitment and other fees and compensation.

     The New Credit Agreement includes a $100 million Growth Capital Revolving Credit Facility under which the Operating Company is entitled to draw amounts for capital expenditure requirements and to finance acquisitions and investments; provided that loans under the Growth Capital Revolving Credit Facility may only be incurred to the extent that such loans are matched with equity contributions from the principal equity holders of Investor LP (which equity contributions shall, in turn, ultimately be contributed to the Operating Company) on a dollar-for-dollar basis.

     As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million.

     Pursuant to the Purchase Agreement dated January 23, 1998, the Initial Purchasers, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Subordinated Old Notes at a price of 97.0% of the principal amount, for a discount of 3% from the initial offering price of 100% or a total discount of $6,750,000. Pursuant to the Purchase Agreement, the Company Issuers also reimbursed the Initial Purchasers for certain expenses.

                                 PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

     Schedule II -Valuation and Qualifying Accounts

          (a) The following Financial Statement Schedules and Reports are included herein:

          None.

          All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

          (b) The following exhibits are filed herewith or incorporated herein by reference:


Exhibit
Number    Description of Exhibit

2.1 -- Agreement and Plan of Recapitalization, Redemption and Purchase dated as of December 18, 1997, as amended as of January 29, 1998, by and among Graham Packaging Holdings Company, BCP/Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

2.2 -- Purchase Agreement dated January 23, 1998 among Graham Packaging Holdings Company, Graham Packaging Company, GPC Capital Corp. I, GPC Capital Corp. II, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

3.1   --  Certificate of Incorporation of GPC Capital Corp. I
          (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

3.2 -- By-Laws of GPC Capital Corp. I (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

3.3   --  Certificate of Incorporation of GPC Capital Corp. II
          (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

3.4 -- By-Laws of GPC Capital Corp. II (incorporated herein by reference to Exhibit 3.8 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

4.1 -- Indenture dated as of February 2, 1998 among Graham Packaging Company and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and United States Trust Company of New York, as Trustee, relating to the Senior Subordinated Notes Due 2008 of Graham Packaging Company and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333- 53603-
          02)).

4.2 -- Form of 8 3/4% Senior Subordinated Note Due 2008, Series A (included in Exhibit 4.1)(incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

4.3 -- Form of 8 3/4% Senior Subordinated Note Due 2008, Series B (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

4.4 -- Form of Floating Interest Rate Term Security Due 2008, Series A (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

4.5 -- Form of Floating Interest Rate Term Security Due 2008, Series B (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

4.6 -- Registration Rights Agreement dated as of February 2, 1998 among Graham Packaging Company and GPC Capital Corp. I and Graham Packaging Holdings Company, as guarantor, and BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc, relating to the Senior Subordinated Notes Due 2008 of Graham Packaging Company and GPC Capital Corp. I, unconditionally guaranteed by Graham Packaging Holdings Company (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

10.1 -- Credit Agreement dated as of February 2, 1998 among Graham Packaging Holdings Company, Graham Packaging Company, GPC Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333- 53603-
          02)).

10.2 --   First Amendment  to Credit Agreement dated as of August
           13, 1998.

24    --   Power of Attorney--Page 27 of Form 10-K.

27    --   Financial Data Schedule.

99.1  --   Form of Fixed Rate Senior Subordinated Letter of Transmittal
           (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

99.2 -- Form of Fixed Rate Senior Subordinated Notice of Guaranteed Delivery (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333- 53603-02)).

99.3  --  Form of Floating Rate Senior Subordinated Letter of
          Transmittal (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333- 53603-
          02)).

99.4 -- Form of Floating Rate Senior Subordinated Notice of Guaranteed Delivery (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333- 53603-02)).


(c)  Reports on Form 8-K

     No Reports on Form 8-K were required to be filed during the quarter ended December 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 29, 1999


  GPC CAPITAL CORP. I
  (Registrant)


  By:  /s/ John E. Hamilton

          Name:     John E. Hamilton
          Title:    Vice President
               (chief accounting officer and duly authorized officer)

                            POWER OF ATTORNEY

     We, the undersigned officers and directors of GPC Capital Corp. I, do hereby constitute and appoint Philip R. Yates and John E. Hamilton, or either of them, our true and lawful attorneys and agents, to sign for us, or any of us, in our names in the capacities indicated below, any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting to said attorneys, and each of them, full power and authority to do and perform any act and thing necessary or appropriate to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 29th day of March, 1999 by the following persons on behalf of the registrant and in the capacities indicated, with respect to GPC Capital Corp. I:


                Signature                                    Title

   /s/ Philip R. Yates                         President, Treasurer and
       ----------------------                  Assistant Secretary
       Philip R. Yates                         and Director (Principal
                                               Executive Officer)

   /s/ John E. Hamilton                        Vice President, Secretary and
       ---------------------                   Assistant Treasurer and Director
       John E. Hamilton                        (Principal Financial
                                               Officer and Principal Accounting
                                               Officer)

   /s/ Chinh E. Chu                            Director
   --------------------------
       Chinh E. Chu

   /s/ Simon P. Lonergan                        Director
   --------------------------
      Simon P. Lonergan

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant's last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.